Form 10-Q
period 2013-02-28
AZURE HOLDING GROUP CORP.
filed 2013-03-15
CIK 1555560

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______ to _______

Commission File No. 333-184440

AZURE HOLDING GROUP CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5521 Primary Standard Industrial Classification Code Number	33-1224256 IRS Employer Identification Number

2360 Corporate Circle, Ste. 400

Henderson, Nevada 89074-7722

Tel. (702) 997-3119

Email: azuregroupcorp@gmail.com

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [   ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of March 15, 2013
Common Stock, $0.001	8,150,000

1 | Page

AZURE HOLDING GROUP CORP.

Form 10-Q

2 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	February 28, 2013 (Unaudited)	August 31, 2012 (audited)
ASSETS
Current Assets
Cash	$ 5,488	$ 24,070
Assets	-	7,800
Prepaid Expenses	5,500
Total Current Assets	10,988	31,870
TOTAL ASSETS	$ 10,988	$ 31,870
LIABILITIES
Loans from Shareholders	217	217
Accounts Payable	1,133	-
TOTAL LIABILITIES	1,350	217
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 8,150,000 shares issued and outstanding	8,150	8,150
Additional paid-in-capital	23,850	23,850
Deficit accumulated during the development stage	(22,362)	(347)
TOTAL STOCKHOLDERS’ EQUITY	9,638	31,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 10,988	$ 31,870

See accompanying notes to financial statements

3 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED FEBRUARY 28, 2013	SIX MONTHS ENDED FEBRUARY 28, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO FEBRUARY 28, 2013

REVENUES	$ -	$ 8,900	$ 8,900

EXPENSES
Cost of goods sold	-	7,800	7,800
General & Administrative Expenses	19,171	23,115	23,462
TOTAL EXPENSES	19,171	30,915	31,262
NET LOSS FROM OPERATIONS	(19,171)	(22,015)	(22,362)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (19,171)	$ (22,015)	$ (22,362)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,150,000	8,150,000

See accompanying notes to financial statements

4 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	SIX MONTHS ENDED FEBRUARY 28, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO FEBRUARY 28, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (22,015)	$ (22,362)
Prepaid expenses	(5,500)	(5,500)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	1,133	1,133
Decrease (Increase) in Operating Assets:
Inventory	7,800
Net Cash provided by (used in) Operating Activities	(18,582)	(26,729)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	-	217
Sale of Common Shares	-	32,000
Net Cash provided by (used in) Financing Activities	0	32,217

Increase (Decrease) in Cash and Cash Equivalents	(18,582)	5,488
Cash and Cash Equivalents at Beginning of Period	24,070	0
Cash and Cash Equivalents at End of Period	$ 5,488	$ 5,488

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

5 | Page

AZURE HOLDING GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

AZURE HOLDING GROUP CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 27, 2012.  We intend to commence operations in the business of selling used automobiles. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $8,900 in revenue as at February 28, 2013.  For the period from inception on April 27, 2012 through February 28, 2013 the Company has accumulated losses of $22,362 and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $22,362 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

 The Company considers all highly liquid instruments with a maturity of  three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results  could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the interim periods have been made, and all adjustments are of a normal recurring nature.

6 | Page

Foreign Currency Translation

The Company's functional currency and its reporting currency is the United  States dollar.

Financial Instruments

The carrying value of the Company's  financial  instruments  approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Income Taxes

 Income taxes are accounted for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and accordingly basic loss and diluted loss per share are equal.

Fiscal Periods

The Company's fiscal year end is August 31.

Recent accounting pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

7 | Page

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, Revenue recognition ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Inventory policy

The Company uses first-in first-out method stated at lower of cost or market for inventory accounting. Regardless of which physical units are actually sold, this approach always values inventory by assuming that products that enter inventory later are the ones that are left over.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 27, 2012 (inception) to February 28, 2013.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On May 21, 2012, the Company issued 5,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,500. For the period from June 27, 2012 to August 23, 2012 the Company issued 2,650,000 shares of  common stock  at a price of $0.01 per share for total cash proceeds of $26,500. As of February 28, 2013 the Company issued 8,150,000 shares of common stock for total cash proceeds of $32,000.

4. INCOME TAXES

Income taxes are accounted for  under  the  assets  and liability method.  Deferred  tax  assets  and  liabilities are recognized for  the  estimated future tax consequences attributable  to differences between the financial  statement carrying amounts of existing  assets  and  liabilities and their respective  tax  bases and operating loss and tax credit  carry  forwards. Deferred tax assets  and  liabilities are measured using enacted tax rates  in effect for the year in which  those  temporary differences are expected to be recovered or settled.

 As of February 28, 2013, the Company had net operating loss carry forwards of $22,362 that may be available to reduce future years’ taxable income through 2032.

5. RELATED PARTY TRANSACTIONS

As of February 28, 2013 a Director had loaned the Company $217.  The loan is non-interest bearing, due upon demand and unsecured.

On May 21, 2012, the Company sold 5,500,000  shares  of  common stock at a price of $0.001 per share to its director.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

8 | Page

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

AZURE HOLDING GROUP CORP. (“Azure”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on April 27, 2012.  Our registration statement has been filed with the Securities and Exchange Commission on October 16, 2012 and has been declared effective on January 18, 2013.  We intend to commence operations in the business of selling used automobiles. On August 22, 2012 we purchased one car for resale for $7,800 which we sold on November 21, 2012 for $8,900.

Product

We intend to buy used cars in the United States and sell them in Russia. We plan to specialize in the eastern part of Russia where the car market mostly consists of used Japanese cars due to its close proximity to Japan. Japanese cars are of much better quality and reliability than domestic, Russian cars. Although Russian drivers drive on the right-hand side of the road, almost all imported used Japanese cars are designed for left-hand side driving, with the steering wheel on the right side of the car. This makes cars imported from the United States, which are designed for right-hand side driving, more attractive to Russian consumers.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on April 27, 2012 to February 28, 2013.  As of February 28, 2013, we had total assets of $10,988 and total liabilities of $1,350.  Since our inception to February 28, 2013, we have accumulated a deficit of $22,362.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Six Month Period Ended February 28, 2013 Compared to the period from Inception (April 27, 2012) to February 28, 2013

Our net loss for the six month period ended February 28, 2013 was $22,015 compared to a net loss of $22,362 during the period from inception (April 27, 2012) to February 28, 2013. During the six month period ended February 28, 2013, we  generated  revenues of $8,900.

During the six month period ended February 28, 2013, we incurred  general and administrative expenses and professional fees of $23,115 compared to $23,462 incurred during the period from inception (April 27, 2012) to February 28, 2013. General and administrative and professional fee expenses incurred during the six month period ended February 28, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 8,150,000 for the six month period ended February 28, 2013.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of February 28, 2013

As at February 28, 2013 our current assets were $10,988 compared to $31,870 in current assets at August 31, 2012. As at February 28, 2013, our current liabilities were $1,350. Current liabilities were comprised of $217 in advance from director and $1,133 in accounts payable.

Stockholders’ equity decreased from $31,653 as of August 31, 2012 to $9,638 as of February 28, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2013, net cash flows used in operating activities was $18,582. Net cash flows used in operating activities was $26,729 for the period from inception (April 27, 2012) to February 28, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 28, 2013, we did not generate net cash flows from financing activities. For the period from inception (April 27, 2012) to February 28, 2013, net cash provided by financing activities was $32,217  received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

10 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

11 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

ITEM 5. OTHER INFORMATION

No report required.

12 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer  and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101 Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZURE HOLDING GROUP CORP.
Dated: March 15, 2013	By: /s/ Olga Chernetckaia
Olga Chernetckaia, President and Chief Executive Officer and Chief Financial Officer

13 | Page