Form 10-Q
period 2013-05-31
AZURE HOLDING GROUP CORP.
filed 2013-06-20
CIK 1555560

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended May 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 19, 2013
Common Stock, $0.001	8,150,000

1 | Page

AZURE HOLDING GROUP CORP.

Form 10-Q

2 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	May 31, 2013 (Unaudited)	August 31, 2012 (audited)
ASSETS
Current Assets
Cash	$ 2,106	$ 24,070
Assets	-	7,800
Prepaid Expenses	4,000
Total Current Assets	6,106	31,870
TOTAL ASSETS	$ 6,106	$ 31,870
LIABILITIES
Loans from Shareholders	217	217
Accounts Payable	-	-
TOTAL LIABILITIES	217	217
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 75,000,000 shares authorized, 8,150,000 shares issued and outstanding	8,150	8,150
Additional paid-in-capital	23,850	23,850
Deficit accumulated during the development stage	(26,111)	(347)
TOTAL STOCKHOLDERS’ EQUITY	5,889	31,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 6,106	$ 31,870

See accompanying notes to financial statements

3 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED MAY 31, 2013	NINE MONTHS ENDED MAY 31, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO MAY 31, 2013

REVENUES	$ -	$ 8,900	$ 8,900

EXPENSES
Cost of goods sold	-	7,800	7,800
General & Administrative Expenses	3,749	26,864	27,211
TOTAL EXPENSES	3,749	34,664	35,011
NET LOSS FROM OPERATIONS	(3,749)	(25,764)	(26,111)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (3,749)	$ (25,764)	$ (26,111)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	8,150,000	8,150,000

See accompanying notes to financial statements

4 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED MAY 31, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO MAY 31, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (25,764)	$ (26,111)
Prepaid expenses	(4,000)	(4,000)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	-	-
Decrease (Increase) in Operating Assets:
Inventory	7,800
Net Cash provided by (used in) Operating Activities	(21,964)	(30,111)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	-	217
Sale of Common Shares	-	32,000
Net Cash provided by (used in) Financing Activities	0	32,217

Increase (Decrease) in Cash and Cash Equivalents	(21,964)	2,106
Cash and Cash Equivalents at Beginning of Period	24,070	0
Cash and Cash Equivalents at End of Period	$ 2,106	$ 2,106

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0
Income taxes paid	$ 0	$ 0

See accompanying notes to financial statements

5 | Page

AZURE HOLDING GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

AZURE HOLDING GROUP CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 27, 2012.  We intend to commence operations in the business of selling used automobiles. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $8,900 in revenue as at May 31, 2013.  For the period from inception on April 27, 2012 through May 31, 2013 the Company has accumulated losses of $26,111 and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $26,111 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 27, 2012 (inception) to May 31, 2013.

3. COMMON STOCK

The authorized capital  of  the Company is 75,000,000 common shares with a  par value of $ 0.001 per share. On May 21, 2012, the Company issued 4,000,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $4,000. For the period from June 27, 2012 to August 23, 2012 the Company issued 2,650,000 shares of  common stock  at a price of $0.01 per share for total cash proceeds of $26,500. As of May 31, 2013 the Company issued 8,150,000 shares of common stock for total cash proceeds of $32,000.

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

 As of May 31, 2013, the Company had net operating loss carry forwards of $26,111 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

As of May 31, 2013 a Director had loaned the Company $217.  The loan is non-interest bearing, due upon demand and unsecured.

On May 21, 2012, the Company sold 4,000,000  shares  of  common stock at a price of $0.001 per share to its director.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on April 27, 2012 to May 31, 2013.  As of May 31, 2013, we had total assets of $6,106 and total liabilities of $217.  Since our inception to May 31, 2013, we have accumulated a deficit of $26,111.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Nine Month Period Ended May 31, 2013 Compared to the period from Inception (April 27, 2012) to May 31, 2013

Our net loss for the nine month period ended May 31, 2013 was $25,764 compared to a net loss of $26,111 during the period from inception (April 27, 2012) to May 31, 2013. During the nine month period ended May 31, 2013, we  generated  revenues of $8,900.

During the nine month period ended May 31, 2013, we incurred  general and administrative expenses and professional fees of $26,865 compared to $27,211 incurred during the period from inception (April 27, 2012) to May 31, 2013. General and administrative and professional fee expenses incurred during the nine month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 8,150,000 for the nine month period ended May 31, 2013.

9 | Page

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2013

As at May 31, 2013 our current assets were $6,106 compared to $31,870 in current assets at August 31, 2012. As at May 31, 2013, our current liabilities were $217. Current liabilities were comprised of $217 in advance from director.

Stockholders’ equity decreased from $31,653 as of August 31, 2012 to $5,889 as of May 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2013, net cash flows used in operating activities was $21,964. Net cash flows used in operating activities was $30,111 for the period from inception (April 27, 2012) to May 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2013, we did not generate net cash flows from financing activities. For the period from inception (April 27, 2012) to May 31, 2013, net cash provided by financing activities was $32,217  received from proceeds from issuance of common stock and advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AZURE HOLDING GROUP CORP.
Dated: June 19, 2013	By: /s/ Olga Chernetckaia
Olga Chernetckaia, President and Chief Executive Officer and Chief Financial Officer

13 | Page