Form 10-K
period 2013-08-31
AZURE HOLDING GROUP CORP.
filed 2013-10-31
CIK 1555560

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-184440

AZURE HOLDING GROUP CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	5521 Primary Standard Industrial Classification Code Number	33-1224256 IRS Employer Identification Number

2360 Corporate Circle, Ste. 400

Henderson, Nevada 89074-7722

Tel. (702) 997-3119

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X ] No [ ]

As of October 31, 2013, the registrant had 122,250,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 31, 2013.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Azure Holding Group Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

4 | Page

Description of property

We do not have an ownership or leasehold interest in any property. We have no plans to hold inventory of cars in the United States or in Russia, and we have no plans to obtain the space necessary to hold such inventory.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.  Because we do not have any insurance, if we are made a party of a products liability action, we may not have sufficient funds to defend the litigation.  If that occurs a judgment could be rendered against us that could cause us to cease operations.

Employees. Identification of Certain Significant Employees

We are a development stage company and currently have no employees, other than our sole officer and director Ms. Olga Chernetckaia. We intend to hire additional employees on an as needed basis.

Research and Development Expenditures

We have not incurred any other research or development expenditures since our incorporation.

Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to export and import of used car and operation of any facility in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business. We do not need to receive any government approvals necessary to conduct our business, however we will have to comply with all applicable export and import regulations.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

5 | Page

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “AZRH”. As of the date of this Annual report we had 30 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

6 | Page

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates  and  beliefs.  Our actual  results  could  differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences  include,  but are not limited to those discussed  below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors".  Our audited financial statements are stated in United States  Dollars  and are  prepared  in  accordance  with  United  States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

FISCAL YEAR ENDED AUGUST 31, 2013 COMPARED TO FISCAL YEAR ENDED AUGUST 31, 2012.

Our net loss for the fiscal year ended August 31, 2013 was $29,925 compared to a net loss of $347 during the fiscal year ended August 31, 2012. During fiscal year ended August 31, 2013, we have generated $8,900 in revenue.

During the fiscal year ended August 31, 2013, we incurred expenses of $38,825 compared to $347 incurred during fiscal year ended August 31, 2012.  These expenses incurred during the fiscal year ended August 31, 2013 consisted of: bank charges and interest of $375 (2012:  $332); transfer agent fees of $9,400 (2012:  $0); professional fees of $8,250 (2012: $0); cost of goods sold of $7,800 (2012: $0)  and  miscellaneous charges of  $13,000 (2012: $15)

 The weighted average  number of shares  outstanding  was  122,250,000 for the fiscal years ended August 31, 2013 compared to 80,886,615 for the fiscal years ended  August 31, 2012.

7 | Page

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED AUGUST 31, 2013

As of August 31, 2013, our current assets were $2,345 and our total liabilities were $617. As of August 31, 2013, current assets were comprised of $345 in cash and $2,000 in prepaid expenses. Total liabilities were comprised of $400 in accounts payables and accrued liabilities and of $217 in loans from shareholders.

As of August 31, 2013, our total assets were $2,345 comprised entirely of current assets.  Stockholders’ equity decreased from $31,653 as of August 31, 2012 to $1,728 as of August 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended August 31, 2013, net cash flows used in operating activities was ($23,725) consisting of a net loss of ($29,925), accounts payables and accrued liabilities of $400, prepaid expenses of ($2,000) and decrease in inventory of $7,800. For the fiscal year ended August 31, 2012 net cash flows used in operating activities was ($8,137) consisting  of a net loss of ($347) and increase in inventory of ($7,800). Net cash flows used in operating activities was ($31,872) for the period from inception (April 27, 2012) to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments.   For the fiscal year ended August 31, 2013, net cash from financing activities was $-0-. For the fiscal year ended August 31, 2012, net cash from financing activities was $32,217, consisting of advances from a director. For the period from inception (April 27, 2012 ) to August 31, 2013, net cash provided by financing activities was $32,217 consisting of $32,000 proceeds received from issuances of common stock and $217 in advances from a director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

8 | Page

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 and August 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9 | Page

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Azure Holding Group Corp.

Henderson, Nevada

I have audited the accompanying balance sheets of Azure Holding Group Corp. (a development stage company) as of August 31, 2013 and 2012, and the related statements of operations, stockholders' equity and cash flows for the year ended August 31, 2013, the period from April 17, 2012 (inception) through August 31, 2012, and for the period from April 17, 2012 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azure Holding Group Corp. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended August 31, 2013, the period from April 17, 2012 (inception) through August 31, 2012, and for the period from April 17, 2012 (inception) through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations and has limited working capital that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado October 15, 2013	Ronald R. Chadwick, P.C. RONALD R. CHADWICK, P.C.

10 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS (AUDITED)
	August 31, 2013	August 31, 2012
ASSETS
Current Assets
Cash	$ 345	$ 24,070
Inventory	-	7,800
Prepaid Expenses	2,000
Total Current Assets	2,345	31,870
TOTAL ASSETS	$ 2,345	$ 31,870
LIABILITIES
Loans from Shareholders	217	217
Accounts Payable	400	-
TOTAL LIABILITIES	617	217
STOCKHOLDERS’ EQUITY
Common stock, par value $0.001; 300,000,000 shares authorized, 122,250,000 shares issued and outstanding	122,250	122,250
Additional paid-in-capital	(90,250)	(90,250)
Deficit accumulated during the development stage	(30,272)	(347)
TOTAL STOCKHOLDERS’ EQUITY	1,728	31,653
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,345	$ 31,870

See accompanying notes to financial statements

11 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (AUDITED)
	YEAR ENDED AUGUST 31, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO AUGUST 31, 2012	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO AUGUST 31, 2013

REVENUES	$ 8,900	$ -	$ 8,900

EXPENSES
Cost of goods sold	7,800	-	7,800
General & Administrative Expenses	31,025	347	31,372
TOTAL EXPENSES	38,825	347	39,172
NET LOSS FROM OPERATIONS	(29,925)	(347)	(30,272)
PROVISION FOR INCOME TAXES	0	0	0
NET LOSS	$ (29,925)	$ (347)	$ (30,272)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	122,250,000	80,886,615

See accompanying notes to financial statements

12 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO AUGUST 31, 2013
	Common Stock		Additional paid-in-capital	Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares (1)	Par Value

Inception, April 27, 2012	-	$ -	$ -	$ -	$ -
Shares sold at $0.001 per share	82,500,000	82,500	(77,000)		5,500
Shares sold at $0.01 per share	39,750,000	39,750	(13,250)		26,500
Net loss for the period ended August 31, 2012	-	-		(347)	(347)

Balance, August 31, 2012	122,250,000	$ 122,250	$ (90,250)	$ (347)	$ 31,653
Net loss for the year ended August 31, 2013				(29,925)	(29,925)
Balance, August 31, 2013	122,250,000	$ 122,250	$ (90,250)	$ (30,272)	$ 1,728

(1) As retroactively restated for a 15 for 1 forward stock split effective July 5, 2013

See accompanying notes to financial statements

13 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (AUDITED)
	YEAR ENDED AUGUST 31, 2013	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO AUGUST 31, 2012	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO AUGUST 31, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (29,925)	$ (347)	$ (30,272)
Prepaid expenses	(2,000)	-	(2,000)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	400	-	400
Decrease (Increase) in Operating Assets:
Inventory	7,800	(7,800)
Net Cash provided by (used in) Operating Activities	(23,725)	(8,147)	(31,872)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	0	0	0

Cash Flows from (used in) Financing Activities
Loans from Shareholders	-	217	217
Sale of Common Shares	-	32,000	32,000
Net Cash provided by (used in) Financing Activities	0	32,217	32,217

Increase (Decrease) in Cash and Cash Equivalents	(23,725)	24,070	345
Cash and Cash Equivalents at Beginning of Period	24,070	-	0
Cash and Cash Equivalents at End of Period	$ 345	$ 24, 070	$ 345

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements

14 | Page

AZURE HOLDING GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

AZURE HOLDING GROUP CORP. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on April 27, 2012.  We intend to commence operations in the business of selling used automobiles. The Company is in the development stage as defined under Accounting Codification Standard, Development Stage Entities (“ASC-915”). The Company has generated $8,900 in revenue as at August 31, 2013.  For the period from inception on April 27, 2012 through August 31, 2013 the Company has accumulated losses of $30,272 and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $30,272 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

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

15 | Page

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

16 | Page

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

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the period April 27, 2012 (inception) to August 31, 2013.

3. COMMON STOCK

Effective July 5, 2013, we increased our authorized capital from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001, as approved by our board and shareholders.

In addition, our board and shareholders approved a forward stock split of our issued and outstanding shares of common stock on a 15 new for one (1) old basis, such that our issued and outstanding shares of common stock will be increased from 8,150,000 to 122,250,000 common shares, all with a par value of $0.001.

The authorized capital  of  the Company is 300,000,000 common shares with a  par value of $ 0.001 per share. On May 21, 2012, the Company issued 82,500,000 shares of common stock at a price of $0.001 per share for total cash proceeds of $5,500. For the period from June 27, 2012 to August 23, 2012 the Company issued 39,750,000 shares of  common stock  at a price of $0.01 per share for total cash proceeds of $26,500.

As of August 31, 2013 the Company had 122,250,000 shares issued and outstanding.

17 | Page

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

 As of August 31, 2013, the Company had net operating loss carry forwards of $30,272 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

As of August 31, 2013 a Director had loaned the Company $217.  The loan is non-interest bearing, due upon demand and unsecured.

On May 21, 2012, the Company sold 5,500,000  shares  of  common stock at a price of $0.001 per share to its director.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

18 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Ms. Olga Chernetckaia ,  our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  August 31, 2013.  Based  on  that evaluation,  Ms. Chernetckaia  concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the  course of our  evaluation,  we  sought to  identify  data  errors, control problems or acts of fraud and to confirm the appropriate  corrective actions, if any, including process improvements,  were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

19 | Page

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS

 The name  and position of our present officers and directors are set forth below:

Name and Address	Position(s)
Olga Chernetckaia	President, Principal Executive Officer, Secretary, Treasurer, Principal Financial Officer, Principal Accounting Officer and member of the Board of Directors.

Biographical Information and Background of officers and directors

Set forth below is a brief description of the background and business experience of our officers and sole director for the past five years.

Ms. Olga Chernetckaia has acted as our President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors since our incorporation on April 27, 2012.  Ms. Chernetckaia owns 67.48% of the outstanding shares of our common stock.  As such, it was unilaterally decided that Ms. Chernetckaia was going to be our sole President, Chief Executive Officer, Treasurer, Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. This decision did not in any manner relate to Ms. Chernetckaia’s previous employments. Ms. Chernetckaia graduated with a Bachelor degree in World Economy from International Department of Irkutsk State Technical University in 2003. After graduation until present time, Ms. Chernetckaia has been working as sole proprietor in the automobile industry. She is involved in the business of exporting and reselling of used Japanese cars in Russia.

During the past ten years, Ms. Chernetckaia has not been the subject to any of the following events:

     1. Any bankruptcy petition filed by or against any business of which Ms. Chernetckaia was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

     2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

     3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Chernetckaia’s involvement in any type of business, securities or banking activities.

  4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

20 | Page

FAMILY RELATIONSHIPS

There are no family relationships among our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

 The following table sets forth the compensation paid by us for the last three fiscal years ending August 31, 2013 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Olga Chernetckaia President, CEO, CFO,Treasurer, Chief Accounting Officer, Sole Director and Secretary	2012 2013	None None	None None	None None	None None	None None	None None	None None	None None

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Compensation of Directors

The member of our board of directors is not compensated for his services as a director. The board has not implemented a plan to award options to any directors. There are no contractual arrangements with any member of the board of directors. We have no director's service contracts.

21 | Page

CHANGE OF CONTROL

As of August 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Title of	Name and address	Amount of beneficial	Percent
Class	of beneficial owner	ownership	of class
Common	Olga Chernetckaia	82,500,000	67.48%
Stock	President, Chief Executive Officer, Chief Financial Officer, Treasurer, Chief Accounting Officer,
	Sole Director and Secretary
	2360 Corporate Circle, Ste. 400, Henderson, Nevada 89074
Common	Officer and Director as a	82,500,000	67.48%
Stock	group that consists of one person	shares

The percent of class is based on 122,250,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended August 31, 2013, we had not entered into any transactions with our sole officer or director, or persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended August 31, 2013, we incurred  approximately  $5,250  in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended August 31, 2013  and for the reviews of our financial  statements  for the quarters ended November 30, 2012, February 28, 2013 and May 31, 2013.

22 | Page

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

AZURE HOLDING GROUP CORP.
Dated: October 31, 2013	By: /s/ Olga Chernetckaia
Olga Chernetckaia , President and Chief Executive Officer and Chief Financial Officer

23 | Page