Form 10-Q
period 2013-11-30
AZURE HOLDING GROUP CORP.
filed 2013-12-23
CIK 1555560

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 23, 2013
Common Stock, $0.001	122,250,000

1 | Page

AZURE HOLDING GROUP CORP.

Form 10-Q

2 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	November 30, 2013 (Unaudited)	August 31, 2013 (Audited)
ASSETS
Current Assets
Cash	$ 236	$ 345
Prepaid Expenses	-	2,000
Total Current Assets	236	2,345

TOTAL ASSETS	$ 236	$ 2,345

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loans from Shareholders	$ 3,867	$ 217
Accounts Payable	-	400
Total Current Liabilities	3,867	617

TOTAL LIABILITIES	3,867	617

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 300,000,000 shares authorized, 122,250,000 shares issued and outstanding at November 30 and August 31, 2013, respectively	122,250	122,250
Additional paid-in-capital	(90,250)	(90,250)
Deficit accumulated during the development stage	(35,631)	(30,272)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(3,631)	1,728

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 236	$ 2,345

See accompanying notes to unaudited financial statements

3 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2013	THREE MONTHS ENDED NOVEMBER 30, 2012	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO NOVEMBER 30, 2013

REVENUES	$ -	$ 8,900	$ 8,900

Cost of goods sold	-	7,800	7.800

Gross profit	-	1,100	1,100

OPERATING EXPENSES

General & administrative	5,359	3,944	36,731
TOTAL OPERATING EXPENSES	5,359	3,944	36,731

NET LOSS FROM OPERATIONS	(5,359)	(2,844)	(35,631)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$ (5,359)	$ (2,844)	$ (35,631)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)*	$ (0.00)*
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	122,250,000	122,250,000

‘ * denotes a loss of less than $(0.01) per share

See accompanying notes to unaudited financial statements

4 | Page

AZURE HOLDING GROUP CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED NOVEMBER 30, 2013	THREE MONTHS ENDED NOVEMBER 30, 2012	FOR THE PERIOD FROM APRIL 27, 2012 (INCEPTION) TO NOVEMBER 30, 2013

Cash Flows from (used in) Operating Activities
Net Income (Loss)	$ (5,359)	$ (2,844)	$ (35,631)
Changes in Operating Assets and Liabilities:
Prepaid expenses	2,000	-	-
Inventory	-	7,800	-
Accounts payable	(400)	-	-
Net Cash provided by (used in) Operating Activities	(3,759)	4,956	(35,631)

Cash Flows from (used in) Investing Activities
Net Cash provided by (used in) Investing Activities	-	-	-

Cash Flows from (used in) Financing Activities
Loans from shareholders	3,650	-	3,867
Sale of shares of common stock	-	-	32,000
Net Cash provided by (used in) Financing Activities	3,650	-	35,867

Increase (Decrease) in Cash and Cash Equivalents	(109)	4,956	236

Cash and Cash Equivalents at Beginning of Period	345	24,070	-

Cash and Cash Equivalents at End of Period	$ 236	$ 29,026	$ 236

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 0	$ 0	$ 0
Income taxes paid	$ 0	$ 0	$ 0

See accompanying notes to financial statements

5 | Page

AZURE HOLDING GROUP CORP.

(A Development Stage Company)

Notes to Financial Statements

For the Three Month Period Ended November 30, 2013 and

The Period from April 27, 2012 (Inception) to November 30, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

AZURE HOLDING GROUP CORP. (“the Company”, “we’, “us” or “our” ) was incorporated under the laws of the State of Nevada on April 27, 2012 (“Inception”).  We intend to commence operations in the business of selling used automobiles. The Company is in the development stage as defined under the Statement on Financial Accounting Standards Board’s (“FASB”s) Accounting Standards Codification (“ASC”) 915-205 "Development-Stage Entities.”  For the period from Inception on April 27, 2012 through November 30, 2013 the Company has accumulated losses of $35,631 and consequently its operations are subject to all risks inherent in the establishment of a new business enterprise.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since Inception (April 27, 2012) resulting in an accumulated deficit of $35,631 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and, or, to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand,loans from directors and, or, the private placement of shares of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

6 | Page

In the opinion of management, all adjustments consisting of normal recurring entries necessary for a fair statement of the periods presented for: (a) the financial position; (b) the result of operations; and (c) cash flows, have been made in order to make the financial statements presented not misleading.  The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Foreign Currency Translation

The Company's functional and reporting currency is the United States dollar.

Financial Instruments

The carrying value of the Company’s financial instruments approximates their fair value because of the short maturity of these instruments.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, ”Compensation – Stock Compensation”,.  The Company has not adopted a stock option plan and has not granted any stock options during any of the periods presented in this report.

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

7 | Page

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

The Company has issued no potentially dilutive instruments since Inception (April 27, 2012) and accordingly basic loss and diluted loss per share are the same.

Fiscal Periods

The Company's fiscal year end is August 31.

Recent Accounting Pronouncements

We have reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and we do not believe any of these pronouncements will have a material impact on the company.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 605, “Revenue Recognition” ("ASC-605"), ASC-605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

Inventory policy

The Company uses first-in first-out method stated at lower of cost or market for inventory accounting. Regardless of which physical units are actually sold, this approach always values inventory by assuming that products that enter inventory later are the ones that remain in inventory.

Advertising

The Company follows the policy of charging the costs of advertising to expenses incurred. The Company incurred $-0- in advertising costs during the three month periods ended November 30, 2013 and 2012.

8 | Page

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

As of November 30, 2013 the Company had 122,250,000 shares issued and outstanding.

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

 As of November 30, 2013, the Company had net operating loss carry forwards of $35,631 that may be available to reduce future years’ taxable income through 2033.

5. RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors.  Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of November 30, 2013 a Director had loaned the Company $3,867.  The loan is non-interest bearing, due upon demand and unsecured.

6. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

9 | Page

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our Inception on April 27, 2012 to November 30, 2013.  As of November 30, 2013, we had total assets of $236 and total liabilities of $3,867.  Since our Inception (April 27, 2012) to November 30, 2013, we have accumulated a deficit of $35,631.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended November 30, 2013 Compared to the Three Month Period Ended November 30, 2012

Revenue

We recognized no revenue in the three months ended November 30, 2013 compared to $8,900 in the three months ended November 30, 2012. We sold a single car in the three months ended November 30, 2012 but did not sell any cars during the three months ended November 30, 2013 as we are still in the development stage of our business plan.

Cost of Sales

We incurred no cost of sales in the three months ended November 30, 2013 compared to $7,800 in the three months ended November 30, 2012. We sold a single car in the three months ended November 30, 2012 but did not sell any cars during the three months ended November 30, 2013 as we are still in the development stage of our business plan.

10 | Page

Operating expenses

During the three month period ended November 30, 2013, we incurred  general and administrative expenses and professional fees of $5,359 compared to $3,944  incurred during the three months period ended November 30, 2012. General and administrative and professional fee expenses incurred during the three month period ended November 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses

Net losses

Our net loss for the three month period ended November 30, 2013 was $5,359 compared to a net loss of $2,844 during the three months period ended November 30, 2012 for the reasons we set out above..

.

LIQUIDITY AND CAPITAL RESOURCES

As of November 30, 2013

As at November 30, 2013 our current assets were $236 compared to $2,345 in current assets at August 31, 2013. As at November 30, 2013, our current liabilities were $3,867 compared to $617 in current liabilities at August 31, 2013. Current liabilities at November 30, 2013 comprised $3,867 in an advance from director.

Stockholders’ equity decreased from $1,728 as of August 31, 2013 to a deficit of ($3,631) as of November 30, 2013.

Cash Flows from Operating Activities

For the three month period ended November 30, 2013, net cash flows used in operating activities was $3,759, compared to net cash flows generated by operating activities during the three months ended November 30, 2012 of $4,956.

Cash Flows from Investing Activities

We neither generated funds from, nor used funds in, investing activities during the three month periods ended November 30, 2013 or 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from the sale of shares of our common stock or advances from one of our shareholders. During the three month period ended November 30, 2013, cash flows from financing activities was $3,650, which we received under an advance from a shareholder. During the three month period ended November 30, 2012 we neither generated funds from, nor used funds in, financing activities.

11 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

12 | Page

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended November 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month periods ended November 30, 2013 or 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We had no senior securities outstanding in any of the periods presented in these financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

13 | Page

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

AZURE HOLDING GROUP CORP.
Dated: December 23, 2013	By: /s/ Olga Chernetckaia
Olga Chernetckaia, President and Chief Executive Officer and Chief Financial Officer

14 | Page